Form 10-Q
period 1996-06-30
SMITHKLINE BEECHAM HOLDINGS CORP
filed 1996-08-13
CIK 1017691

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From          to

      -------------------------------------------------------------------

                        Commission File Number 333-07063

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
             (Exact name of registrant as specified in its charter)

                        Delaware                    51-0374608
                   (State of incorporation)        (I.R.S. Employer
                                                    Identification No.)

   1403 Foulk Road, Suite 102, P.O. Box 7108, Wilmington, Delaware 19803-2775
           (Address of principal executive offices)        (Zip Code)


    Registrant's telephone number, including area code     (302)479-5801


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    YES                 NO     X
                                                 -----------        -----------

The number of shares outstanding of Common Stock as of June 30, 1996 was
2,925.2

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION

                               INDEX TO FORM 10-Q

                                 JUNE 30, 1996



                                                                                     PAGE
                                                                                     NUMBER
                                                                                     ------
Part I - Financial Information

    Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets-
             June 30, 1996 and December 31, 1995                                         1

          Condensed Consolidated Statements of Operations-
             Three Months Ended June 30, 1996 and 1995                                   2

          Condensed Consolidated Statements of Operations-
             Six Months Ended June 30, 1996 and 1995                                     3

          Condensed Consolidated Statements of Cash
             Flows-Six Months Ended June 30, 1996 and 1995                               4

          Condensed Consolidated Statements of Shareholders' Equity                      5

          Notes to Condensed Consolidated Financial Statements                          6-9

    Item 2.  Management's Discussion and Analysis of Results of
                Operations and Financial Condition                                     10-17


Part II - Other Information

    Item 6.  Index to Exhibits and Reports on Form 8-K                                  18


Signatures                                                                              19

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN MILLIONS EXCEPT SHARE INFORMATION)

                                          ASSETS
                                                                              JUNE 30,            DECEMBER 31,
                                                                                1996                  1995
                                                                                ----                  ----
                                                                            (UNAUDITED)
 Current assets:
       Cash and cash equivalents . . . . . . . . . . . . . . . . .            $         122      $         120
       Trade receivables net of allowance  . . . . . . . . . . . .                      214                252
       Inventories . . . . . . . . . . . . . . . . . . . . . . . .                      186                195
       Receivables from affiliates . . . . . . . . . . . . . . . .                       59                 84
       Loans receivable from affiliates  . . . . . . . . . . . . .                      788              1,144
       Other current assets  . . . . . . . . . . . . . . . . . . .                       62                 55
                                                                              -------------      -------------
         Total current assets  . . . . . . . . . . . . . . . . . .                    1,431              1,850
 Property, plant and equipment, net  . . . . . . . . . . . . . . .                      178                190
 Investments in affiliates . . . . . . . . . . . . . . . . . . . .                      155                144
 Goodwill  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                      402                409
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .                       17                 22
                                                                              -------------      -------------
         Total assets  . . . . . . . . . . . . . . . . . . . . . .            $       2,183      $       2,615
                                                                              =============      =============
                                LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
       Accounts payable  . . . . . . . . . . . . . . . . . . . . .            $          61      $          65
       Payables to affiliates  . . . . . . . . . . . . . . . . . .                      107                105
       Loans payable to affiliates . . . . . . . . . . . . . . . .                       77                468
       Income taxes payable  . . . . . . . . . . . . . . . . . . .                       18                 62
       Other current liabilities . . . . . . . . . . . . . . . . .                      188                217
                                                                              -------------      -------------
          Total current liabilities  . . . . . . . . . . . . . . .                      451                917
 Minority interests  . . . . . . . . . . . . . . . . . . . . . . .                      197                188
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . .                       67                 77
                                                                              -------------      -------------
          Total liabilities  . . . . . . . . . . . . . . . . . . .                      715              1,182
                                                                              -------------      -------------
 Shareholders' equity
       Cumulative foreign currency translation adjustment  . . . .                      (17)                23
       Junior preferred stock, no par value, 10.0 shares
          authorized, 9.7 issued and outstanding . . . . . . . . .                       15                  -
       Common stock, no par value, 10,000.0 shares
          authorized, 2,925.2 issued and outstanding . . . . . . .                    1,470                  -
       SmithKline Beecham equity . . . . . . . . . . . . . . . . .                        -              1,410
                                                                              -------------      -------------
          Total shareholders' equity . . . . . . . . . . . . . . .                    1,468              1,433
                                                                              -------------      -------------
          Total liabilities and shareholders' equity . . . . . . .            $       2,183      $       2,615
                                                                              =============      =============

     See accompanying notes to condensed consolidated financial statements

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)


                                                                       THREE MONTHS
                                                                      ENDED JUNE 30,
                                                                  1996              1995
                                                                  ----              ----
                                                                       (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . .         $          363    $          408

Operating costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . .                    184               200
  Marketing, administrative and general . . . . . . .                    125               126
  Research and development  . . . . . . . . . . . . .                      4                 6
                                                              --------------    --------------

Operating income  . . . . . . . . . . . . . . . . . .                     50                76

Non-operating income (expense):
  Interest income . . . . . . . . . . . . . . . . . .                      9                 8
  Minority interests  . . . . . . . . . . . . . . . .                    (12)               (9)
  Equity in net income of affiliates  . . . . . . . .                      9                 7
  Other, net  . . . . . . . . . . . . . . . . . . . .                      1                (2)
                                                              --------------    --------------

Income before income taxes  . . . . . . . . . . . . .                     57                80
Provision for income taxes  . . . . . . . . . . . . .                     22                40
                                                              --------------    --------------

Net income                                                    $           35    $           40
                                                              ==============    ==============





     See accompanying notes to condensed consolidated financial statements.

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN MILLIONS)


                                                                        SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                  1996              1995
                                                                  ----              ----
                                                                       (UNAUDITED)
Net sales . . . . . . . . . . . . . . . . . . . . . .         $         752     $          826

Operating costs and expenses:
  Cost of sales . . . . . . . . . . . . . . . . . . .                   383                419
  Marketing, administrative and general . . . . . . .                   242                248
  Research and development  . . . . . . . . . . . . .                    10                 11
  Restructuring . . . . . . . . . . . . . . . . . . .                     -                 60
                                                              -------------     --------------

Operating income  . . . . . . . . . . . . . . . . . .                   117                 88

Non-operating income (expense):
  Interest income . . . . . . . . . . . . . . . . . .                    15                 15
  Minority interests  . . . . . . . . . . . . . . . .                   (21)               (15)
  Equity in net income of affiliates  . . . . . . . .                    13                 16
  Other, net  . . . . . . . . . . . . . . . . . . . .                   (36)                (4)
                                                              -------------     --------------

Income before income taxes  . . . . . . . . . . . . .                    88                100
Provision for income taxes  . . . . . . . . . . . . .                    34                 50
                                                              -------------     --------------

Net income  . . . . . . . . . . . . . . . . . . . . .         $          54     $           50
                                                              =============     ==============





     See accompanying notes to condensed consolidated financial statements.

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN MILLIONS)

                                                                                                 SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                           -----------------------------
                                                                                               1996             1995
                                                                                               ----             ----
                                                                                                    (UNAUDITED)
 Cash flows from operating activities:
 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $          54   $          50
 Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . .                    20              19
    Minority interests   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    21              15
    Equity in net income of affiliates   . . . . . . . . . . . . . . . . . . . .                   (13)            (16)
    Changes in assets and liabilities:
           Decrease in trade receivable  . . . . . . . . . . . . . . . . . . . .                    28              42
           Decrease (increase) in receivables from/payables
               to affiliates   . . . . . . . . . . . . . . . . . . . . . . . . .                    27             (85)
           Decrease in inventories   . . . . . . . . . . . . . . . . . . . . . .                     1               -
           Increase in other assets  . . . . . . . . . . . . . . . . . . . . . .                    (3)            (16)
           (Increase) decrease in accounts payable, other
               liabilities and income taxes  . . . . . . . . . . . . . . . . . .                   (76)             22
                                                                                         -------------   -------------
 Net cash provided by operating activities . . . . . . . . . . . . . . . . . . .                    59              31
                                                                                         -------------   -------------

 Cash flows (used in) provided by investing activities:
    Capital expenditures   . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (9)            (25)
    Proceeds from sale of fixed assets   . . . . . . . . . . . . . . . . . . . .                     3              95
                                                                                         -------------   -------------
 Net cash (used in) provided by investing activities . . . . . . . . . . . . . .                    (6)             70
                                                                                         -------------   -------------

 Cash flows (used in) provided by financing activities:
    Increase in loans to/from affiliates, net  . . . . . . . . . . . . . . . . .                   (63)           (137)
    Net capitalization from parent   . . . . . . . . . . . . . . . . . . . . . .                    17              80
                                                                                         -------------   -------------
 Net cash used in financing activities . . . . . . . . . . . . . . . . . . . . .                   (46)            (57)
                                                                                         -------------   -------------

 Effect of exchange rates on cash  . . . . . . . . . . . . . . . . . . . . . . .                    (5)              5
                                                                                         -------------   -------------

 Change in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .                     2              49
 Cash and cash equivalents at beginning of period  . . . . . . . . . . . . . . .                   120              45
                                                                                         -------------   -------------
 Cash and cash equivalents at end of period  . . . . . . . . . . . . . . . . . .         $         122   $          94
                                                                                         =============   =============



     See accompanying notes to condensed consolidated financial statements

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN MILLIONS)


                                                                                     Cumulative
                                                       Junior                     Foreign Currency   SmithKline        Total
                                                     Preferred        Common        Translation       Beecham      Shareholders'
                                                       Stock          Stock          Adjustment        Equity         Equity
                                                       -----          -----          ----------        ------         ------

 Balance at December 31, 1994................                 -               -     $       (30)     $    1,152    $     1,122
 Translation adjustments (unaudited).........                 -               -             114               -            114
 Net income (unaudited)......................                 -               -               -              50             50
 Net transfers from affiliates (unaudited)...                 -               -               -              61             61
                                                    -----------     -----------     -----------      ----------    ------------

 Balance at June 30, 1995 (unaudited)........       $         -     $         -     $        84      $    1,263    $     1,347
                                                    ===========     ===========     ===========      ==========    ============


 Balance at December 31, 1995................                 -               -     $        23      $    1,410    $     1,433
 Translation adjustments (unaudited).........                 -               -             (40)              -            (40)
 Net income (unaudited)......................                 -               -               -              54             54
 Net transfers from affiliates (unaudited)...                 -               -               -              21             21
 Issuance of stock (unaudited)...............       $        15     $     1,470               -          (1,485)             -
                                                    -----------     -----------      ----------      ----------    -----------

 Balance at June 30, 1996 (unaudited)........       $        15     $     1,470      $      (17)     $        -    $     1,468
                                                    ===========     ===========      ==========      ==========    ===========





     See accompanying notes to condensed consolidated financial statements.

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (ALL AMOUNTS SHOWN IN MILLIONS EXCEPT SHARE INFORMATION)

 (1)     BASIS OF PRESENTATION

         On May 20, 1996, SmithKline Beecham Holdings Corporation (the "Company") was formed with the intent of holding the stock of certain subsidiaries of SmithKline Beecham International Co., a Delaware Corporation ("Intco"), SmithKline Beecham Corporation, a Pennsylvania corporation ("SB Corp"), and SBCL, Inc., a Delaware corporation ("SBCL"), (collectively, Intco, SB Corp and SBCL are referred to as the "Transferors"). The Company, SB Corp, Intco and SBCL are directly or indirectly owned by SmithKline Beecham plc, a public limited company registered in England ("SmithKline Beecham"). On June 20, 1996, a share exchange agreement was executed by the Company and the Transferors whereas the Transferors recorded or otherwise gave full legal effect to transfer to SmithKline Beecham Holdings Corporation the shares of capital stock of certain subsidiaries in consideration for shares of Common Stock and Junior Preferred Stock of the Company. The principal purpose of the formation of the Company was to acquire, own and manage certain non-U.S. assets of the Transferors, primarily in the pharmaceuticals business.

         All financial information, at dates and for periods prior to the formation of the Company, was prepared as if the Company had existed and operated as a separate business at such dates and during such periods. Such financial information reflects operating expenses incurred by SmithKline Beecham and its subsidiaries (the "SmithKline Beecham Group") that are specifically identifiable to the Company, and certain corporate overhead allocations that management believes represent the value of services performed on behalf of the Company.

         The condensed consolidated financial information presented herein is unaudited, other than the condensed consolidated balance sheet at December 31, 1995, which is derived from audited financial statements. The unaudited condensed consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission and, therefore, do not include all disclosures required by generally accepted accounting
principles.   These condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form F-3 filed with the Securities and Exchange Commission on June 28, 1996.

         In the opinion of management, the interim financial statements reflect all adjustments (consisting of normally recurring accruals, except for the restructuring accrual in 1995) necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

         The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in common stock of companies which are 20-50 percent owned by the Company are accounted for using the equity method of accounting. Investments in common stock of companies that are less than 20 percent owned by the Company for which the remaining shares are owned by SmithKline Beecham or its other subsidiaries are also accounted for using the equity method of accounting as they are considered to be under common control. All other investments are accounted for using the cost method. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2)      INVENTORIES

         Inventories consist of the following and are shown net of total inventory reserves at June 30, 1996, and December 31, 1995, respectively.


                                                    JUNE 30,               DECEMBER 31,
                                                      1996                     1995
                                                -----------------        ------------------
                                                   (UNAUDITED)
         Finished goods                          $             53          $             93
         Work in progress                                      34                        35
         Raw materials and supplies                            99                        67
                                                 ----------------          ----------------
                                                 $            186          $            195
                                                 ================          ================

(3)      RELATED PARTY TRANSACTIONS

         The Company is indirectly wholly owned by SmithKline Beecham and its operations are integrated with SmithKline Beecham's other operations on a worldwide basis. The Company is involved in various transactions with SmithKline Beecham affiliates as follows:

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                            1996                   1995
                                                                     ---------------          ----------------
                                                                                    (UNAUDITED)
   Royalties paid to SmithKline Beecham affiliates                     $        19              $         21
   Royalties received from SmithKline Beecham affiliates               $         1              $          1
   Sales to SmithKline Beecham affiliates                              $       130              $        159
   Cost of sales to SmithKline Beecham affiliates                      $        94              $        111
   Purchases of raw materials and finished good from
      SmithKline Beecham affiliates                                    $       236              $        300
   Interest income attributable to SmithKline Beecham
      affiliates                                                       $        14              $         14
   Interest expense attributable to SmithKline Beecham
      affiliates                                                       $         1              $          1

(4)      INCOME TAXES

         The Company records income tax expense based on an estimated full year effective income tax rate. The year to date June 30 reported effective income tax rate approximated 38.7 percent in 1996, compared to 49.8 percent in 1995. The decrease in the effective rate was due to the 1996 estimated effective income tax rate not being impacted by the French exceptional surcharge tax, an increase in foreign tax exempt income and the effects of increased income in areas of operations which have lower effective tax rates.

(5)      COMMITMENTS AND CONTINGENT LIABILITIES

         The Company has approximately $62 in letters of credit outstanding with the Toronto Dominion Bank. The letters are required by Canadian taxation authorities with respect to pending litigation. The letters are unconditionally guaranteed by SmithKline Beecham Corporation. The Company is required to pay a commitment fee to the bank of 0.25 percent per annum.

         The Company is involved in various legal and administrative proceedings related to its business. Although the outcome of claims, legal proceedings and other matters in which the Company is involved cannot be predicted with any certainty, management does not expect the Company's ultimate liability for such matters nor any liabilities related to the above mentioned pending tax litigation to have a material adverse effect on its financial condition, results of operations or cash flow.

                    SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (CONTINUED)

(6)      SUBSEQUENT EVENT

         As referenced in Note 1, on June 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission in connection with an initial public offering of Flexible Auction Market Preferred Stock ("AMPS") and Flexible Money Market Cumulative Preferred Stock ("MMP").
In a series of transactions occurring between July 15, 1996 and August 1, 1996 the Company issued 7,500 shares of the AMPS and 4,000 shares of the MMP. As a result of these transactions, the Company's equity was increased by $750 (less issuance costs) and $400 (less issuance costs) for the AMPS and MMP, respectively, in the third quarter. The net proceeds from the sale of the AMPS and MMP were loaned by the Company to other companies within SmithKline Beecham Group.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

         SmithKline Beecham Holdings Corporation was incorporated in May 1996 for the principal purpose of acquiring, owning and managing certain non-U.S. assets of SmithKline Beecham, principally in the pharmaceuticals business. The Company is a holding company and conducts its operations through approximately 60 subsidiaries. The Company's holdings also include fixed rate cumulative preferred stock of SmithKline Beecham Biologicals S.A., an indirect Belgian pharmaceuticals subsidiary of SmithKline Beecham, having an aggregate redemption price of $650 million. The Company's primary activities consist of the manufacture and sale of pharmaceuticals (prescription medicines) and consumer healthcare products (OTC medicines), as part of the worldwide business of SmithKline Beecham Group, as well as intercompany lending activity with companies within SmithKline Beecham Group.

         While there may be no direct correlation between the financial results of the Company and those of SmithKline Beecham in any particular period, the overall performance of the Company is interdependent with the performance of other units of SmithKline Beecham Group. Moreover, the Company is dependent upon SmithKline Beecham Group with respect to new product development, the addition of any resulting new products to the Company's product line and the expansion of the Company's marketing and distribution activities. There can be no assurance that the Company or its subsidiaries will be requested to manufacture or market any particular product or to engage in any particular business of SmithKline Beecham Group.

RESULTS OF OPERATIONS

         The descriptions of the Company's two principal business segments - pharmaceuticals and consumer healthcare - below summarize the Company's role in SmithKline Beecham Group and should be read in conjunction with the description of SmithKline Beecham's business contained in the Company's Registration Statement on Form F-3.

         The Company's pharmaceuticals segment, in conjunction with other members of SmithKline Beecham Group, manufactures and sells prescription medicines concentrated in three therapeutic areas: anti-infectives/biologicals (vaccines), gastrointestinal and neurosciences. The Company's pharmaceuticals sales represented approximately 84 percent of total sales for the six months ended June 30, 1996 (the "1996 Period") and 1995 (the "1995 Period").

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

         The Company's main anti-infective products marketed and sold to third parties are AUGMENTIN (amoxicillin and potassium clavulanate), a leading broad-spectrum anti-infective against many penicillin-resistant organisms, and AMOXIL (amoxicillin), another antibiotic with a wide range of applications. The leading vaccine products are ENGERIX-B, a hepatitis B vaccine, and HAVRIX, a hepatitis A vaccine. In the 1996 Period and 1995 Period, the Company's anti-infectives/biologicals business accounted for approximately 68 and 74 percent of its third party pharmaceuticals sales, respectively.

         TAGAMET (cimetidine), an H2 receptor antagonist product used in the treatment of ulcer and other gastrointestinal disease, is the Company's principal gastrointestinal product. Sales of gastrointestinal products represented approximately 12 percent of the Company's third party pharmaceuticals sales in the 1996 and 1995 Periods.

         SEROXAT (paroxetine), belonging to the class of selective seratonin reuptake inhibitors, is a treatment for depression and anxiety and for panic disorder. SEROXAT is the Company's leading neurosciences product. Sales of neuroscience products represented approximately 12 percent of the Company's third party pharmaceuticals sales in the 1996 Period and 7 percent in the 1995 Period.

         SmithKline Beecham's prescription medicines are manufactured at its bulk chemical and secondary pharmaceutical production facilities. The Company is involved in both types of manufacturing.

         Bulk chemical production involves the manufacture of therapeutically active compounds, principally through the application of chemical synthesis or biological processes, such as fermentation. The Company's principal bulk chemical production operations are located in Ireland and Singapore.

         The Company or other members of SmithKline Beecham Group manufacture most of the active ingredients contained in the Company's pharmaceutical products and therefore the Company is generally not dependent on third-party suppliers for these materials.

         The Company's consumer healthcare segment markets a varied range of OTC medicines, nutritional drinks and oral care products. In the 1996 and 1995 Periods, the Company's consumer healthcare sales were approximately 16 percent of total sales.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

         The Company's OTC medicines include a range of respiratory tract, gastrointestinal and analgesic medicines, skin care products and vitamins and natural medicines. The most significant of these products are CONTAC, for the treatment of colds and influenza; ENO, an effervescent antacid; SONRISAL, an antacid; and SYTHAL, a dermatological product. Leading oral care products include AQUAFRESH toothpaste and ODOL mouthwashes. The principal nutritional drink product is LUCOZADE, a glucose-based energy replacement drink.

         Production facilities for the OTC products are engaged in the formulation of ingredients and packaging into finished forms. The Company maintains its principal production plants in France, Brazil, Austria and Pakistan. CONTAC for the Japanese market and toothbrushes are supplied by third party manufacturers.

         The Company's sales are made throughout the world, the principal markets being France, Brazil, Portugal, Ireland, Africa, Austria, Switzerland and Japan. Sales in these countries together accounted for approximately 90 percent of the Company's third party sales in the 1996 Period. France is the most important country for the sale of the Company's prescription medicines. Total sales in France accounted for approximately 40 percent of the Company's total sales in the 1996 Period.

                                                      SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------------
                                                      1996                  1995
                                                  -------------        -------------
                                                              (UNAUDITED)
              Europe                               $        481         $        565
              Latin America                                 133                  118
              Asia                                           70                   65
              Rest of World                                  68                   78
                                                  -------------        -------------
                                                   $        752         $        826
                                                  =============        =============

         Sales in Europe declined principally due to the completion of the French-mandated hepatitis B vaccination campaign, increased government pressures on antibiotic pricing and prescribing practices and a reduction of antibiotic sales to affiliates.

         Brazil, the most important country for Company sales in Latin America, continued to experience economic stability in the 1996 Period. Company sales in Brazil increased 10 percent over the 1995 Period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

         Company sales within Asia increased $5 million over the 1995 Period with a strong sales performance in Thailand. The Company continues to increase its presence in Thailand through increased promotional activities and new products.

         Antibiotic sales in Africa declined in the 1996 Period due to social unrest experienced in Algeria and other parts of Africa and lower sales to affiliates within the African geographic area.

         As the operations of the Company are conducted in international markets, the consolidated financial results of the Company are subject to exchange rate fluctuations involving the United States dollar and a number of foreign currencies. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The principal functional currencies of the Company are the French franc, Singapore dollar, Belgian franc, Irish punt and the Portuguese escudo. The Company's operations in Brazil and Venezuela operate in highly inflationary economies and are re-measured as if the functional currency were the U.S. dollar. Inflation in more highly developed economies is at reduced levels in recent years. However, inflation continues to raise the cost of goods and services used by the Company. Although the Company attempts to fully recover higher costs through increased selling prices, the competitive environment as well as government health policy in certain major markets may restrict this ability. The Company is unable to predict what effect inflation and pricing restrictions may ultimately have on its business.

THREE MONTHS ENDED JUNE 1996 VS. THREE MONTHS ENDED JUNE 1995

                                                                THREE MONTHS ENDED
                                                                      JUNE 30,
                                                        ------------------------------------
                                                             1996                  1995
                                                        --------------        --------------
                                                                    (UNAUDITED)
             SALES
             -----
             Pharmaceuticals                              $        305           $      342
             Consumer Healthcare                                    58                   66
                                                        --------------        --------------
                     Total sales                          $        363           $      408
                                                        ==============        ==============


             OPERATING INCOME
             ----------------
             Pharmaceuticals                              $         46           $       69
             Consumer Healthcare                                     4                    7
                                                        --------------        --------------
                     Total operating income               $         50           $       76
                                                        ==============        ==============

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

         Pharmaceuticals sales in the second quarter of 1996 were $305 million, compared to $342 million in the second quarter of 1995. The completion of the French-mandated hepatitis B vaccination campaign, increased government pressures on antibiotic pricing and prescribing practices and a reduction of antibiotic sales to affiliates were the principal factors contributing to the decline in 1996 second quarter sales. The decline in vaccine and antibiotic sales was partially offset by an increase in sales of SEROXAT. SEROXAT was launched for the important additional indication for panic disorder in France.

         The reduction in Pharmaceuticals operating income of $23 million is primarily due to lower sales volume.

         The Company's consumer healthcare segment reported sales of $58 million in the 1996 second quarter, representing a $8 million reduction from the second quarter of 1995. The decrease is principally due to lower CONTAC, AQUAFRESH and related party sales. Sales of CONTAC were unfavorably impacted by exchange rates whereas lower AQUAFRESH sales were principally due to decreased volume.

         The decrease in consumer healthcare operating profit is attributed to lower sales volumes partially offset by lower operating expenses as a result of restructuring activity.

         The effective tax rate was 38.7 percent and 49.8 percent for the second quarter of 1996 and 1995, respectively. The decrease in the effective rate was due to the second quarter of 1996 not being impacted by the French exceptional surcharge tax, an increase in foreign tax exempt income and the effects of increased income in areas of operations which have lower effective tax rates.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

SIX MONTHS 1996 VS. SIX MONTHS 1995

                                                         SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------
                                                         1996                  1995
                                                    --------------        --------------
                                                                (UNAUDITED)
         SALES
         -----
         Pharmaceuticals                              $        631          $       699
         Consumer Healthcare                                   121                  127
                                                    --------------        --------------
                 Total sales                          $        752          $       826
                                                    ==============        ==============


         OPERATING INCOME
         ----------------
         Pharmaceuticals                              $        105          $        94
         Consumer Healthcare                                    12                   (6)
                                                    --------------        --------------
                 Total operating income               $        117          $        88
                                                    ==============        ==============

         Pharmaceuticals sales in the first six months of 1996 (the "1996 Period") were $631 million, compared to $699 million in the first six months of 1995 (the "1995 Period"). Sales of ENGERIX-B, AMOXIL and antibiotics to affiliates decreased from the 1995 Period primarily due to the completion of the French-mandated hepatitis B vaccination campaign, increased governmental pressures on antibiotic pricing and prescribing practices and reduced antibiotic sales to affiliates. Sales were also unfavorably impacted by exchange rate movements of approximately $4 million. The decline of ENGERIX-B, AMOXIL and antibiotic sales to affiliates was partially offset by an increase in sales of SEROXAT. SEROXAT sales increased approximately $25 million with sales in France, Brazil, Ireland, Austria and Switzerland exceeding 40 percent growth over the 1995 Period. In France, SEROXAT was launched with the additional indication of panic disorder.

         Pharmaceuticals gross profit margin for the 1996 Period of 48.2 percent was .5 percentage point below the 1995 Period due primarily to product mix.

         Operating expenses for the pharmaceuticals segment were approximately $47 million lower in the 1996 Period compared to the 1995 Period. The 1995 Period had higher selling and clinical trial costs associated with the French vaccination campaign and SEROXAT pre-launch activity. Administration expenses, excluding the 1995 pharmaceuticals restructuring charge of $36.3 million, were below the 1995 Period due primarily to efficiencies realized from the restructuring activity. The above mentioned expense reductions were partially offset by exchange losses realized in France and Belgium.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

       The Company's consumer healthcare segment reported sales of $121 million in the 1996 Period which were $6 million below the 1995 Period principally due to lower volumes of AQUAFRESH in Indo China and SONRISAL in Brazil and unfavorable exchange rate movement (approximately $3 million) of the Japanese yen and French franc to the U.S. dollar.

         The consumer healthcare segment's gross profit margin of 54.3 percent was over one percentage point higher than the 1995 Period's rate of 53.2 percent and primarily reflects a more profitable mix of products sold.

         Operating expenses for the consumer healthcare segment, excluding the 1995 restructuring charge, increased approximately $4 million due to non recurring expenses and increased selling and distribution costs.

         The Company's net non-operating expenses for the 1996 Period were $29 million versus net non-operating income of $12 million for 1995 Period. The 1996 non-operating expense was unfavorably impacted by exchange losses realized on related party loan activity and lower income from affiliates.

         The effective tax rate was 38.7 percent and 49.8 percent for the 1996 Period and 1995 Period, respectively. The decrease in the effective rate was due to the 1996 Period not being impacted by the French exceptional surcharge tax, an increase in foreign tax exempt income and the effects of increased income in areas of operations which have lower effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities was $59 million and $31 million in the 1996 Period and 1995 Period, respectively. In the 1996 Period, net cash provided by operations benefited from reduced working capital needs, increased income and a decrease in the effective tax rate.

         Net cash provided by investing activities in the 1995 Period resulted from the sale of fixed assets for $95 million.

         Cash used in financing activities was $46 million in the 1996 Period and $57 million in the 1995 Period. Cash outflows for loans to affiliates decreased from the 1995 Period due to less lending activity.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION
                                 (CONTINUED)

         The Company expects its cash requirements for the future to include funding for ongoing operations, capital expenditures, restructuring costs, and dividends on the Flexible Auction Market Preferred Stock and the Flexible Money Market Cumulative Preferred Stock issued after June 30, 1996.

         The Company's anticipated cash requirements will be funded primarily by cash flow from operations, supplemented by dividends on the SmithKline Beecham Biologicals S.A. Preferred Stock, interest payments and principal repayments on loans to affiliates (see Subsequent Event note) and the utilization of local lines of credit for small daily cash activities in certain countries. Management believes that these sources will be sufficient to fund the cash needs of the Company's business for the foreseeable future.

         Long-term liquidity is dependent upon the Company's competitive position, including its ability to license and market new products and to maximize benefits from new business alliances.

PART II - OTHER INFORMATION

Item 6. Index to Exhibits and Reports on Form 8-K

(A) Exhibits

         12      Ratio of Earnings to Fixed Charges

         27      Financial Data Schedule


(B) Reports on Form 8-K

         There were no reports on Form 8-K during the quarter ended June 30, 1996.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SMITHKLINE BEECHAM HOLDINGS CORPORATION
                                  (Registrant)

DATE:  August 12, 1996            BY: /S/DONALD F. PARMAN
                                  Donald F. Parman
                                  Secretary,
                                  SmithKline Beecham Holdings Corporation