Form 10-Q
period 1996-09-30
SMITHKLINE BEECHAM HOLDINGS CORP
filed 1996-11-13
CIK 1017691

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.     YES _X_  NO ___

The number of shares outstanding of Common Stock as of September 30, 1996 was 2,925.2

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION


                               INDEX TO FORM 10-Q

                               SEPTEMBER 30, 1996



                                                                 PAGE
                                                                 NUMBER
                                                                 ------
Part I - Financial Information

   Item 1.  Financial Statements:

       Condensed Consolidated Balance Sheets-
         September 30, 1996 and December 31, 1995                    1

       Condensed Consolidated Statements of Operations-
         Three Months Ended September 30, 1996 and 1995              2

       Condensed Consolidated Statements of Operations-
         Nine Months Ended September 30, 1996 and 1995               3

       Condensed Consolidated Statements of Cash
         Flows-Nine Months Ended September 30, 1996 and 1995         4

       Condensed Consolidated Statements of Shareholders' Equity     5

       Notes to Condensed Consolidated Financial Statements         6-9

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition                     10-13


Part II - Other Information

   Item 6.  Index to Exhibits and Reports on Form 8-K               14


Signatures                                                          15

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                     ASSETS

                                                               SEPTEMBER 30, DECEMBER 31,
                                                                   1996         1995
                                                               ------------- ------------
                                                                 (UNAUDITED)
Current assets:
   Cash and cash equivalents ..................................    $   130     $  120
   Trade receivables, net .....................................        201        252
   Inventories ................................................        189        195
   Receivables from affiliates ................................         75         84
   Loans receivable from affiliates ...........................      1,914      1,144
   Other current assets .......................................         72         55
                                                                   -------     ------
        Total current assets ..................................      2,581      1,850
Property, plant and equipment, net ............................        188        190
Investments in affiliates .....................................        160        144
Goodwill, net .................................................        398        409
Other assets ..................................................         16         22
                                                                   -------     ------
        Total .................................................    $ 3,343     $2,615
                                                                   =======     ======
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable ...........................................    $    47     $   65
   Payables to affiliates .....................................        105        105
   Loans payable to affiliates ................................         91        468
   Income taxes payable .......................................         19         62
   Other current liabilities ..................................        176        217
                                                                   -------     ------
        Total current liabilities .............................        438        917
Minority interests ............................................        215        188
Other liabilities .............................................         67         77
                                                                   -------     ------
        Total liabilities .....................................        720      1,182
                                                                   -------     ------
Mandatorily redeemable preferred stock, no par value,
   $100,000 redemption value per share, 11,500 shares
   issued and outstanding .....................................      1,142         --
                                                                   -------     ------
Shareholders' equity:
   Cumulative foreign currency translation adjustment .........        (20)        23
   Junior preferred stock, no par value, $1,000,000 liquidation preference per share, 9.7 shares issued and
      outstanding .............................................         15         --
   Common stock, no par value, 2,925.2 shares issued and
      outstanding .............................................      1,470         --
   SmithKline Beecham equity ..................................         --      1,410
   Retained earnings ..........................................         16         --
                                                                   -------     ------
        Total shareholders' equity ............................      1,481      1,433
                                                                   -------     ------
        Total .................................................    $ 3,343     $2,615
                                                                   =======     ======

       See accompanying notes to condensed consolidated financial statements

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                                         THREE MONTHS
                                                       ENDED SEPTEMBER 30,
                                                      --------------------
                                                        1996        1995
                                                      -------     --------
                                                           (UNAUDITED)
    Net sales ...................................     $   350     $    411

    Operating costs and expenses:
       Cost of sales ............................         180          216
       Marketing, administrative and general ....         117          129
       Research and development .................           5            6
                                                      -------     --------
    Operating income ............................          48           60

    Non-operating income (expense):
       Interest income ..........................          22            9
       Minority interests .......................         (11)         (10)
       Equity in net income of affiliates .......           5            4
       Other, net ...............................          (1)           8
                                                      -------     --------
    Income before income taxes ..................          63           71
    Provision for income taxes ..................          24           35
                                                      -------     --------
    Net income ..................................          39           36

    Dividends on preferred stock ................         (14)          --
                                                      -------     --------
    Net income applicable to common shares ......     $    25     $     36
                                                      =======     ========
    Earnings per common share ...................     $ 8,546     $ 12,307
                                                      =======     ========

     See accompanying notes to condensed consolidated financial statements.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (IN MILLIONS EXCEPT PER SHARE INFORMATION)

                                                        NINE MONTHS
                                                    ENDED SEPTEMBER 30,
                                                   ---------------------
                                                     1996         1995
                                                   --------     --------
                                                        (UNAUDITED)
Net sales ...................................      $  1,102     $  1,237

Operating costs and expenses:
   Cost of sales ............................           563          635
   Marketing, administrative and general ....           359          377
   Research and development .................            15           17
   Restructuring ............................            --           60
                                                   --------     --------
Operating income ............................           165          148

Non-operating income (expense):
   Interest income ..........................            37           24
   Minority interests .......................           (32)         (25)
   Equity in net income of affiliates .......            18           20
   Other, net ...............................           (37)           4
                                                   --------     --------
Income before income taxes ..................           151          171
Provision for income taxes ..................            58           85
                                                   --------     --------
Net income ..................................            93           86

Dividends on preferred stock ................           (14)          --
                                                   --------     --------
Net income applicable to common shares ......      $     79     $     86
                                                   ========     ========
Earnings per common share ...................      $ 27,007     $ 29,400
                                                   ========     ========

     See accompanying notes to condensed consolidated financial statements.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (IN MILLIONS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                               -----------------
                                                                 1996       1995
                                                               -------     -----
                                                                   (UNAUDITED)
Cash flows from operating activities:
   Net income .............................................    $    93     $  86
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization .......................         29        28
      Gain on sale of fixed assets ........................         (1)       (5)
      Minority interests ..................................         32        25
      Equity in net income of affiliates ..................        (18)      (20)
      Changes in assets and liabilities:
          Decrease in trade receivables ...................         40        26
          Decrease (increase) in receivables from/
            payables to affiliates, net ...................          9      (164)
          (Increase) decrease in inventories ..............         (2)       13
          Increase in other assets ........................        (12)
                                                                             (20)
          (Decrease) increase in accounts payable, other
            liabilities and income taxes ..................       (100)       60
                                                               -------     -----
Net cash provided by operating activities .................         70        29
                                                               -------     -----
Cash flows (used in) provided by investing activities:
   Capital expenditures ...................................        (25)      (19)
   Proceeds from sale of fixed assets .....................          4        86
                                                               -------     -----
Net cash (used in) provided by investing activities .......        (21)       67
                                                               -------     -----
Cash flows (used in) provided by financing activities:
   Increase in loans to/from affiliates, net ..............     (1,178)     (105)
   Issuance of preferred stock ............................      1,142        --
   Dividends on preferred stock ...........................        (14)       --
   Net capitalization from parent .........................         13        74
                                                               -------     -----
Net cash used in financing activities .....................        (37)      (31)
                                                               -------     -----
Effect of exchange rates on cash ..........................         (2)        6
                                                               -------     -----
Change in cash and cash equivalents .......................         10        71
Cash and cash equivalents at beginning of period ..........        120        45
                                                               -------     -----
Cash and cash equivalents at end of period ................    $   130     $ 116
                                                               =======     =====

      See accompanying notes to condensed consolidated financial statements

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (IN MILLIONS)

                                                                          Cumulative
                                                                           Foreign
                                                 Junior                    Currency       SmithKline
                                                Preferred      Common     Translation      Beecham        Retained
                                                  Stock         Stock     Adjustment        Equity        Earnings          TOTAL
                                                ---------      ------     -----------     ----------      --------         -------
Balance at December 31, 1994 ................       --             --         $(30)         $ 1,152            --          $ 1,122
Translation adjustments (unaudited) .........       --             --           89               --            --               89
Net income (unaudited) ......................       --             --           --               86            --               86
Net transfers from affiliates (unaudited)....       --             --           --               50            --               50
                                                   ---         ------         ----          -------          ----          -------
Balance at September 30, 1995 (unaudited) ...       --             --         $ 59          $ 1,288            --          $ 1,347
                                                   ---         ------         ----          -------          ----          -------
Balance at December 31, 1995 ................       --             --         $ 23          $ 1,410            --          $ 1,433
Translation adjustments (unaudited) .........       --             --          (43)              --            --              (43)
Net income (unaudited) ......................       --             --           --               54          $ 39               93
Net transfers from affiliates (unaudited) ...       --             --           --               21            (9)              12
Issuance of stock (unaudited) ..............       $15         $1,470           --           (1,485)           --               --
Dividends (unaudited) .......................       --             --           --               --           (14)             (14)
                                                   ---         ------         ----          -------          ----          -------
Balance at September 30, 1996 (unaudited) ...      $15         $1,470         $(20)              --          $ 16          $ 1,481
                                                   ===         ======         ====          =======          ====          =======

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

      In the opinion of management, the interim financial statements reflect all adjustments (consisting of normally recurring accruals, except for the restructuring accrual in 1995) necessary for a fair statement of the results for interim periods. The current period's results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Reclassification of prior period amounts have been made to conform to current period presentation.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

      The condensed consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in common stock of companies which are 20-50 percent owned by the Company are accounted for using the equity method of accounting. Investments in common stock of companies that are less than 20 percent owned by the Company for which the remaining shares are owned by SmithKline Beecham or its other subsidiaries are also accounted for using the equity method of accounting as they are considered to be under common control. All other investments are accounted for using the cost method. The consolidated financial results of the Company are subject to exchange rate fluctuations involving the U.S. dollar and a number of foreign currencies. The functional currency for the majority of the Company's foreign operations is the applicable local currency. The Company's operations that operate in highly inflationary economies are re-measured as if the functional currency were the U.S. dollar.

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

(2)   INVENTORIES

      Inventories consisted of the following and are shown net of total inventory reserves at September 30, 1996, and December 31, 1995, respectively.


                                                    SEPTEMBER 30,       DECEMBER 31,
                                                        1996                1995
                                                    -------------       ------------
                                                     (UNAUDITED)
       Finished goods ..................                $113                $ 93
       Work in progress ................                  34                  35
       Raw materials and supplies ......                  42                  67
                                                        ----                ----
                                                        $189                $195
                                                        ====                ====

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

(3)   RELATED PARTY TRANSACTIONS

      The Company's common and junior preferred stock are indirectly owned by SmithKline Beecham. The operations of the Company and its subsidiaries are fully integrated with those of SmithKline Beecham Group as a whole through a series of intercompany arrangements including purchases and sales of active ingredients and finished products, product and intellectual property licenses, intercompany loans and management and shared services agreements. The Company's activity in various transactions with SmithKline Beecham affiliates was as follows:

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1996          1995
                                                              ----          ----
                                                                 (UNAUDITED)
Royalties to SmithKline Beecham affiliates ...............    $ 28          $ 32
Royalties from SmithKline Beecham affiliates .............    $  1          $  1
Sales to SmithKline Beecham affiliates ...................    $187          $232
Cost of sales to SmithKline Beecham affiliates ...........    $135          $160
Purchases of raw materials and finished goods from
      SmithKline Beecham affiliates ......................    $338          $430
Interest income attributable to SmithKline Beecham
      affiliates .........................................    $ 35          $ 23
Interest expense attributable to SmithKline Beecham
      affiliates .........................................    $  1          $  2

(4)   INCOME TAXES

      The Company records income tax expense based on an estimated full year effective income tax rate. The year to date September 30 reported effective income tax rate approximated 38.7 percent in 1996, compared to 49.8 percent in 1995. The decrease in the effective rate was due to the 1996 estimated effective income tax rate not being impacted by the French exceptional surcharge tax, an increase in foreign tax exempt income and the effects of increased income in areas of operations which have lower effective tax rates.

                     SMITHKLINE BEECHAM HOLDINGS CORPORATION
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (CONTINUED)

(5)   COMMITMENTS AND CONTINGENT LIABILITIES

      The Company has approximately $65 in letters of credit outstanding with the Toronto Dominion Bank. The letters are required by Canadian taxation authorities with respect to pending litigation. The letters are unconditionally guaranteed by SmithKline Beecham Corporation. The Company is required to pay a commitment fee to the bank of 0.25 percent per annum.

      The Company is involved in various legal and administrative proceedings related to its business. Although the outcome of claims, legal proceedings and other matters in which the Company is involved cannot be predicted with any certainty, management does not expect the Company's ultimate liability for such matters nor any liabilities related to pending tax litigation to have a material adverse effect on its financial condition, results of operations or cash flow.


(6)   EARNINGS PER SHARE

      Earnings per share amounts were computed using 2,925.2 common shares for all periods presented. All shares of common stock currently outstanding were issued by the Company to subsidiaries of SmithKline Beecham on June 20, 1996, as described in Note 1. For comparative purposes, 2,925.2 common shares were used in the calculations for all periods presented, as the Company had no capital structure prior to formation.


(7)   ISSUANCE OF MANDATORILY REDEEMABLE PREFERRED STOCK

      As referenced in Note 1, on June 28, 1996 the Company filed a registration statement with the Securities and Exchange Commission in connection with an initial public offering of Flexible Auction Market Preferred Stock ("AMPS") and Flexible Money Market Cumulative Preferred Stock ("MMP"). In a series of transactions occurring between July 15, 1996 and August 1, 1996 the Company issued 7,500 shares of the AMPS and 4,000 shares of the MMP. At the option of the Company, the shares of MMP and AMPS may be redeemed except during the initial dividend period. If however, at any time, SmithKline Beecham shall cease to own, directly or indirectly, shares of the common stock of the Company representing more than 50.0 percent of the voting power of all outstanding common shares, the AMPS and MMP securities will be subject to mandatory redemption in whole, at a redemption price of $100 thousand per share plus accumulated and unpaid dividends. On the balance sheet, the issue proceeds are shown net of the total issue costs which are being amortized over the initial term of the securities. The net proceeds from the sale of the AMPS and MMP were loaned by the Company to other companies within SmithKline Beecham Group. Additional interest income recorded by the Company as a result of the increased lending was approximately $12 at September 30, 1996.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

OVERVIEW

      SmithKline Beecham Holdings Corporation was incorporated in May 1996 for the principal purpose of acquiring, owning and managing certain non-U.S. assets of SmithKline Beecham, principally in the pharmaceuticals business. The Company is a holding company and conducts its operations through approximately 60 subsidiaries. The Company's holdings also include fixed rate cumulative preferred stock of SmithKline Beecham Biologicals S.A., an indirect Belgian pharmaceuticals subsidiary of SmithKline Beecham, having an aggregate redemption price of $650 million. The Company's primary activities consist of the manufacture and sale of pharmaceuticals and consumer healthcare products, as part of the worldwide business of SmithKline Beecham Group, as well as intercompany lending activity with companies within SmithKline Beecham Group.

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

      The Company or other members of SmithKline Beecham Group manufacture most of the active ingredients contained in the Company's pharmaceutical products and secondary manufacture for most of its consumer healthcare products. Therefore, the Company is generally not dependent on third-party suppliers for these materials. Inflation, although at reduced levels in recent years, continues to raise the cost of goods and services used by the Company. Although the Company attempts to fully recover higher costs through increased selling prices, the competitive environment as well as government health policy in certain major markets may restrict this ability. The Company is unable to predict what effect inflation and pricing restrictions may ultimately have on its businesses.


RESULTS OF OPERATIONS (GROWTH RATES ARE AT ACTUAL EXCHANGE RATES UNLESS OTHERWISE STATED)

      The Company's sales for the third quarter of 1996 (the "1996 Quarter") decreased 14.8 percent (10.4 percent at comparable exchange rates) compared with the third quarter of 1995 (the "1995 Quarter"). Sales inside Latin America more than doubled while sales in Europe, Asia and the rest of world declined 20.8 percent, 16.7 percent and 2.6 percent, respectively. Lower volume and unfavorable foreign exchange rates, compared with the 1995 Quarter, were the principal factors for the sales decline.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                             CONDITION (CONTINUED)


      The Company's sales for the first nine months of 1996 (the "1996 Period") decreased 10.9 percent (8.8 percent at comparable exchange rates) compared with the first nine months of 1995 (the "1995 Period"). European, Asian and rest of world sales declined 16.8 percent, 2.8 percent and 9.4 percent, respectively. Sales inside Latin America increased 12.0 percent. Decline in volume and unfavorable foreign exchange rates were the principal factors contributing to the decline in the Company's 1996 Period sales.

      Sales of pharmaceutical products decreased 16.9 percent and 12.2 percent for 1996 Quarter and the 1996 Period, respectively, as compared with the same periods of 1995.

      France, the most important country for the sale of the Company's prescription medicines, continued to experience declining sales of vaccines and antibiotics due to the completion of the French mandated hepatitis B vaccination campaign and increased government pressures on antibiotic pricing and prescribing practices. Sales in France of ENGERIX - B, AUGMENTIN and AMOXIL declined $26 million, $7 million and $6 million, respectively, in the 1996 Quarter and $75 million, $11 million and $14 million, respectively, in the 1996 Period. SEROXAT sales in France continued to increase with sales of $19 million in the 1996 Quarter and $113 million in the 1996 Period. Sales in Europe were also adversely impacted due to the termination of a sterile antibiotic manufacturing and selling agreement to affiliated companies. The Company's total sales to affiliates decreased approximately $15 million in the 1996 Quarter and $45 million in the 1996 Period.

      Brazil, the Company's largest market for sales in Latin America, experienced pharmaceutical sales growth of 23.1 percent in the 1996 Quarter and
24.3 percent in the 1996 Period compared with the same periods in 1995. Leading this sales growth was SEROXAT and AMOXIL which increased 65.1 percent and 27.8 percent, respectively, in the 1996 Quarter and 61.7 percent and 18.1 percent, respectively, in the 1996 Period.

      AMOXIL sales in Africa declined 44.6 percent in the 1996 Quarter and 32.7 percent for the 1996 Period compared with the same periods of 1995. Social unrest in Algeria and other parts of Africa caused the decreased sales volume in this geographic area.

      Thailand, one of the Company's fastest growing markets, reported pharmaceutical sales growth of over 27 percent in both the 1996 Quarter and the 1996 Period compared with the same periods of 1995. The Company continues to increase its presence in Thailand through additional promotional activities and the introduction of new products.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                             CONDITION (CONTINUED)

      Company sales of consumer healthcare products decreased 4.1 percent and
4.5 percent for the 1996 Quarter and the 1996 Period, respectively, as compared with the same periods of 1995. Sales of CONTAC in Japan declined $6.8 million in the 1996 Quarter and $7.6 million in the 1996 Period, compared with 1995 periods, which reflects unfavorable foreign exchange rates and reduced volume. Sales of SYNTHOL in France and ODOL sales in Austria and Switzerland also experienced decreased volume.

      Cost of sales for the 1996 Quarter was 51.4 percent of sales compared with
52.6 percent for the 1995 Quarter. Cost of sales for the 1996 Period was 51.1 percent of sales as compared with 51.3 percent in the 1995 Period. The decrease in cost of sales for the 1996 Quarter reflects lower factory costs resulting from restructuring activity and a sales mix that decreased revenues from lower margin sales of antibiotics to affiliates.

      Operating expenses, excluding restructuring costs, decreased 9.6 percent and 5.1 percent for the 1996 Quarter and the 1996 Period, respectively. Administration, selling and distribution expenses decreased reflecting efficiencies realized from restructuring activity and completion of the French vaccination campaign. Research and development expenses in the 1995 periods included clinical trial costs associated with the SEROXAT pre-launch activity.

      The Company's total net non-operating income for the 1996 Quarter was $15 million versus net non-operating income of $11 million for the 1995 Quarter. The $13 million increase in interest income primarily reflects increased loan activity to affiliates generated from the preferred share issuance proceeds. Other net non-operating expense increased due to exchange losses realized on related party loan activity.

      The total net non-operating expense for the 1996 Period is $14 million versus a net non-operating income of $23 million for the 1995 Period. Total net non-operating expense for the 1996 Period increased due to higher minority interest expense and exchange losses realized on related party loan activity. These expense increases were partially offset by increased interest income from loans to affiliates.

      The effective tax rate was 38.7 percent and 49.8 percent for the 1996 and 1995 periods, respectively. The decrease in the effective rate was due to the 1996 period not being impacted by the French exceptional surcharge tax, and increase in foreign tax exempt income and the effects of increased income in areas of operation which have lower effective tax rates.

      Net income, excluding the interest income associated with the use of preferred share issuance proceeds, decreased in both the 1996 Quarter and the 1996 Period compared with the same periods of 1995. The decrease is principally due to the negative income impact of lower sales and exchange losses realized on related party loan activity partially offset by lower operating costs and expenses and a reduced estimated tax rate. Dividends on preferred stock were greater than the interest income generated from the use of issuance proceeds adversely impacting the earnings per common share.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                             CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities in the 1996 Period was $70 million as compared with $29 million provided in the 1995 Period. The increase in the current period was due to both differences in the timing of payments of certain operating expenses and lower operating expense as a result of the restructuring activity.

      Capital expenditures totaled $25 million for the 1996 Period as compared with $19 million for the 1995 Period. During the 1995 Period the Company sold certain fixed assets to an affiliated entity which supplied the majority of the cash provided by investing activities in the 1995 Period.

      During the 1996 Quarter, the Company issued preferred stock which provided the Company with net cash of $1,142 million. The proceeds from this issuance were subsequently loaned by the Company to other subsidiaries of SmithKline Beecham, resulting in a relatively minor net effect on cash used in financing activities.

      The Company expects its future cash requirements to include capital expenditures, payment of restructuring costs and dividends on preferred stock, as well as funding ongoing operations. These anticipated cash requirements will be funded primarily by cash flow from operations, supplemented by dividends on the Company's investment in the preferred stock of SmithKline Beecham Biologicals S.A., interest payments and principal repayments on loans to affiliates, and the utilization of local lines of credit for small daily cash activities in certain countries. Management believes that these sources will be sufficient to fund the cash needs of the Company's business for the foreseeable future.

      Long-term liquidity is dependent upon the Company's competitive position, including its ability to license and market new products and to maximize benefits from new business alliances.

PART II - OTHER INFORMATION

Item 6. Index to Exhibits and Reports on Form 8-K

(A) Exhibits

      27    Financial Data Schedule


(B) Reports on Form 8-K

      There were no reports on Form 8-K during the quarter ended September 30, 1996.

SIGNATURE:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SMITHKLINE BEECHAM HOLDINGS CORPORATION
                              (Registrant)

DATE:  November 12, 1996      BY: /S/DONALD F. PARMAN
                              Donald F. Parman
                              Secretary,
                              SmithKline Beecham Holdings Corporation